Form 10-K
period 2001-12-31
EQUITY ONE ABS INC MORT PAS THR CERTS SER 2001 3
filed 2002-03-25
CIK 1169324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO
     __________________.

Commission file number 333-53404

                              EQUITY ONE ABS, INC.
                              --------------------
    (as depositor under a certain Pooling and Servicing Agreement dated as of
                 October 31, 2001, providing for the issuance of
               Mortgage Pass-Through Certificates, Series 2001-3)
             (Exact name of registrant as specified in its charter)

            Delaware                                      52-2029487
            --------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

103 Springer Building, 3411 Silverside Road, Wilmington, Delaware       19803
-----------------------------------------------------------------       -----
    (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (302) 478-6160

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No *
                                      ---   ---

* The closing date for the transaction was November 16, 2001.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Not applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not applicable

This Annual Report on Form 10-K is filed by Equity One ABS, Inc. (the "Reporting Person") on behalf of Equity One ABS, Inc. Mortgage Pass-Through Certificates, Series 2001-3 Trust (the "Trust") established pursuant to that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of
October 31, 2001 by and among the Reporting Person, as depositor, Equity One, Inc., as servicer and a seller (the "Servicer"), JPMorgan Chase Bank, as trustee (the "Trustee"), and the various other sellers signatory thereto, pursuant to which the Equity One ABS, Inc. Mortgage Pass-Through Certificates, Series 2001-3 (the "Certificates"), were registered under the Securities Act of 1933.


                                     PART I

ITEM 1. BUSINESS

Omitted pursuant to First Union Residential Securitization Transactions, Inc., SEC No-Action Letter (April 1, 1997) (the "No-Action Letter").

ITEM 2. PROPERTIES

As of December 31, 2001, the Trust owned no real estate.

ITEM 3. LEGAL PROCEEDINGS

The Reporting Person knows of no material pending legal proceedings involving the Trust or the Trustee, the Servicer or the registrant with respect to the Trust, other than routine litigation incidental to the duties of the respective parties under the Pooling and Servicing Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  No established public trading market for the Certificates exists.

(b) As of December 31, 2001, the number of holders of record of the publicly offered Certificates was 17.

(c)  Omitted pursuant to the No-Action Letter.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Omitted pursuant to the No-Action Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted pursuant to the No-Action Letter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted pursuant to the No-Action Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to the No-Action Letter.

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to the No-Action Letter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  None.

(b)  Not applicable.

(c)  Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Not applicable.

(b)  Not applicable.

(c)  None.

(d)  None.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Annual Independent Accountants' Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2001, in accordance with the No-Action Letter.

     99.2 Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2001, in accordance with the No-Action Letter.

     99.3 Aggregate  Statement  of  Principal  and  Interest   Distributions  to
          Certificateholders.

(b) On or about December 28, 2001, a report on Form 8-K was filed in order to provide the Monthly Statement to Certificateholders for the December 26, 2001 distribution date.

     No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)  Not applicable.

(d)  Omitted pursuant to the No-Action Letter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Reporting Person has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EQUITY ONE ABS, INC.




Date: March 20, 2002          By: /s/ James H. Jenkins
                                 ---------------------------------------------
                                 James H. Jenkins, Senior Vice President and CFO





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

(a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

(a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

                                INDEX TO EXHIBITS


Exhibit
Number                           Description
------                           -----------

99.1 Annual Independent Accountants' Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2001, in accordance with the No-Action Letter.

99.2 Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2001, in accordance with the No-Action Letter.

99.3 Aggregate   Statement  of   Principal   and   Interest   Distributions   to
     Certificateholders.